Form 10-Q
period 1999-06-30
PREMIER AUTO TRUST 1999-1
filed 1999-08-12
CIK 1084952

Conformed Copy




                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  Form 10-Q



/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

        For the quarterly period ended     June 30, 1999
                                       --------------------

                                      OR

/   /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934.

         For the transition period from ____________ to ____________

Commission file number: 333-71169-02
                        ------------

                          PREMIER AUTO TRUST 1999-1
-----------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


        State of Delaware                                   52-2167444
-----------------------------------------------------------------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                          Identification No.)


27777 Franklin Road, Southfield, Michigan                       48034
-----------------------------------------------------------------------------
 (Address of principal executive offices)                     (Zip Code)


Registrant's telephone number, including area code        (248) 948-3067
                                                   --------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____









                        PART I. FINANCIAL INFORMATION


ITEM 1.        FINANCIAL STATEMENTS

The interim financial data presented herein are unaudited, but in the opinion of management reflect all adjustments necessary for a fair presentation of such information (see Note 1). Results for interim periods should not be considered indicative of results for a full year.




ITEM 1.        FINANCIAL STATEMENTS - (CONTINUED)


                          PREMIER AUTO TRUST 1999-1
                 STATEMENT OF ASSETS, LIABILITIES AND EQUITY
                                JUNE 30, 1999
                           (in millions of dollars)


ASSETS

Cash and Cash Equivalents (Note 1)                                 $    4.4

Receivables (Note 3)                                                1,612.1
                                                                   --------


TOTAL ASSETS                                                       $1,616.5
                                                                   ========



LIABILITIES AND EQUITY

Amounts Held for Future Distribution (Note 1)                      $   42.3

Asset Backed Notes (Notes 3 and 4)                                  1,574.2
                                                                   --------


TOTAL LIABILITIES AND EQUITY                                       $1,616.5
                                                                   ========




See Notes to Financial Statements.


ITEM 1.        FINANCIAL STATEMENTS - (CONTINUED)


                          PREMIER AUTO TRUST 1999-1
                 STATEMENT OF CASH RECEIPTS AND DISBURSEMENTS
        FOR THE PERIOD MARCH 1, 1999 (INCEPTION) THROUGH JUNE 30, 1999
                          (in millions of dollars)


CASH RECEIPTS

Proceeds from Sale of Notes                                        $1,750.0

Collections of Principal & Interest, and Other                        205.5
                                                                   --------

TOTAL CASH RECEIPTS                                                 1,955.5
                                                                   --------


CASH DISBURSEMENTS

Purchase of Receivables                                             1,750.0

Distribution of Principal & Interest, and Other                       201.1
                                                                   --------

TOTAL CASH DISBURSEMENTS                                            1,951.1
                                                                   --------

CASH RECEIPTS IN EXCESS OF CASH DISBURSEMENTS                      $    4.4
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



ITEM 1.  FINANCIAL STATEMENTS - (CONTINUED)


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


ITEM 1. FINANCIAL STATEMENTS - (CONTINUED)

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

Item 2

(1)      The effective date of the Securities Act registration statement:
         February 12, 1999. The date of the Prospectus Supplement is March 4, 1999.


(2)      The offering date:         March 17, 1999


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

(iii)    The title of each class of securities registered:

         5.51% Asset Backed Notes, Class A-2
         5.69% Asset Backed Notes, Class A-3
         5.82% Asset Backed Notes, Class A-4

 (iv) For each class of securities (other than a class of securities into which a class of convertible securities registered may be converted without additional payment to the issuer):

ITEM 2. (4)(IV) OTHER INFORMATION - (CONTINUED)


                                                 Aggregate                              Aggregate
                                                  Price of                               Offering
      Title                                       Offering                               Price of
       of                        Amount            Amount            Amount               Amount
    Security                   Registered        Registered           Sold                 Sold
    --------                   ----------        ----------          ------             ----------
5.51% Asset Backed Notes,
Class A-2                   $  520,000,000     $  519,979,720     $  520,000,000      $  519,979,720

5.69% Asset Backed Notes,
Class A-3                   $  510,000,000     $  509,924,520     $  510,000,000      $  509,924,520

5.82% Asset
Backed Notes, Class A-4     $  329,367,000     $  329,340,651     $  329,367,000      $  329,340,651
                            --------------     --------------     --------------      --------------

TOTAL                       $1,359,367,000     $1,359,244,891     $1,359,367,000      $1,359,244,891
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

ITEM 2. OTHER INFORMATION - (CONTINUED)

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

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

(a)      The following exhibits are filed as a part of this report:

Exhibit No.

     3         Certificate of Trust of Premier Auto Trust 1999-1. Filed as
               Exhibit 3 to the Trust's Quarerly Report on Form 10Q for the period ended March 31, 1999, and incorporated by reference

     4.1 Amended and Restated Trust Agreement, dated as of March 1, 1999, among Premier Receivables L.L.C., Chrysler Financial Company L.L.C. and Chase Manhattan Bank Delaware, as Owner Trustee. Filed as Exhibit 4.1 to the Trust's Quarterly Report on Form 10Q for the period ended March 31, 1999, and incorporated herein by reference

     4.2 Indenture, dated as of March 1, 1999, between Premier Auto Trust 1999-1 and The First National Bank of Chicago, as Indenture Trustee. Filed as Exhibit 4.2 to the Trust's Quarterly Report on Form 10Q for the period ended March 31, 1999, and incorporated herein by reference

     4.3 Sale and Servicing Agreement, dated as of March 1, 1999, between Premier Auto Trust 1999-1 and Chrysler Financial Company L.L.C. Filed as Exhibit 4.3 to the Trust's Quarterly Report on Form 10Q for the period ended March 31, 1999, and incorporated herein by reference

27             Financial Data Schedule

(b) No reports on Form 8-K were filed by the Trust during the quarter for which this report is filed.

                          PREMIER AUTO TRUST 1999-1


                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                             Premier Auto Trust 1999-1 (Registrant)
                         By: Chrysler Financial Company, L.L.C., as Servicer
                             -----------------------------------------------




Date:  August 9, 1999    By: /s/David H. Olsen
                             -----------------------------------------------
                             David H. Olsen, Vice President and Controller
                                       Principal Accounting Officer






                          PREMIER AUTO TRUST 1999-1


                                EXHIBIT INDEX





     Exhibit
     Number                   Description of Exhibit
     -------                  ----------------------

        3 Certificate of Trust of Premier Auto Trust 1999-1. Filed as Exhibit 3 to the Trust's Quarterly Report on Form 10Q for the period ended March 31, 1999, and incorporated herein by reference

        4.1 Amended and Restated Trust Agreement, dated as of March 1, 1999, among Premier Receivables L.L.C., Chrysler Financial Company L.L.C. and Chase Manhattan Bank Delaware, as Owner Trustee. Filed as Exhibit 4.1 to the Trust's Quarterly Report on Form 10Q for the period ended March 31, 1999, and incorporated herein by reference

        4.2 Indenture, dated as of March 1, 1999, between Premier Auto Trust 1999-1 and The First National Bank of Chicago, as Indenture Trustee. Filed as Exhibit 4.2 to the Trust's Quarterly Report on Form 10Q for the period ended March 31, 1999, and incorporated herein by reference

        4.3 Sale and Servicing Agreement, dated as of March 1, 1999, between Premier Auto Trust 1999-1 and Chrysler Financial Company L.L.C. Filed as Exhibit 4.3 to the Trust's Quarterly Report on Form 10Q for the period ended March 31, 1999, and incorporated herein by reference

       27           Financial Data Schedule





                                     E-1