Form 10-Q
period 1999-09-30
PREMIER AUTO TRUST 1999-1
filed 1999-11-08
CIK 1084952

Conformed Copy



                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  Form 10-Q



/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

        For the quarterly period ended     September 30, 1999
                                        -----------------------

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


                          PREMIER AUTO TRUST 1999-1
                 STATEMENT OF ASSETS, LIABILITIES AND EQUITY
                              SEPTEMBER 30, 1999
                           (in millions of dollars)


ASSETS

Cash and Cash Equivalents (Note 1)                                  $    4.4

Receivables (Note 3)                                                 1,470.5
                                                                    --------


TOTAL ASSETS                                                        $1,474.9
                                                                    ========



LIABILITIES AND EQUITY

Amounts Held for Future Distribution (Note 1)                       $   56.8

Asset Backed Notes (Notes 3 and 4)                                   1,418.1
                                                                    --------


TOTAL LIABILITIES AND EQUITY                                        $1,474.9
                                                                    ========



See Notes to Financial Statements.

ITEM 1.        FINANCIAL STATEMENTS - (CONTINUED)


                          PREMIER AUTO TRUST 1999-1
                 STATEMENT OF CASH RECEIPTS AND DISBURSEMENTS
     FOR THE PERIOD MARCH 1, 1999 (INCEPTION) THROUGH SEPTEMBER 30, 1999
                          (in millions of dollars)


CASH RECEIPTS

Proceeds from Sale of Notes                                        $1,750.0

Collections of Principal & Interest, and Other                        386.1
                                                                   --------

TOTAL CASH RECEIPTS                                                 2,136.1
                                                                   --------



CASH DISBURSEMENTS

Purchase of Receivables                                             1,750.0

Distribution of Principal & Interest, and Other                       381.7
                                                                   --------


TOTAL CASH DISBURSEMENTS                                            2,131.7
                                                                   --------

CASH RECEIPTS IN EXCESS OF CASH DISBURSEMENTS                      $    4.4
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

The Trust has no employees.

Year 2000

The Trust relies on the servicer's computer systems. CFC, as servicer, has conducted an evaluation of the actions necessary to ensure that its business critical computer systems will function without disruption with respect to the application of dating systems in the Year 2000. CFC has completed the process of upgrading, replacing and testing certain of its information and other computer systems. This remediation was essentially completed during the third quarter of 1999. Contingency plans have been developed to address any unforeseen Year 2000 problem. However, there can be no assurance that the remedial actions being implemented by CFC will be completed in time to avoid dating systems problems or that the cost will not be material to CFC. If CFC is unable to complete its remedial actions in the planned timeframe, contingency plans will be developed to address those business critical computer systems that may not be Year 2000 compliant.

The cost of this remediation will not have a material effect to the consolidated results of operations and financial position. These expenses are being expensed as they occur. CFC has developed contingency plans to address any unforeseen Year 2000 related events.


ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


In addition, disruptions with respect to vendor or customer computer systems, which are outside the control of CFC, could impair the ability of CFC to obtain necessary services or to provide services to their customers. Disruptions of CFC's computer systems, or the computer systems of CFC's vendors or customers, as well as the cost of avoiding such disruption, could have a material adverse effect upon the financial condition and results of operations of CFC. CFC has assessed the Year 2000 readiness of its business critical vendors and customers. CFC believes that the most likely worst case scenario is that a small number of vendors will be unable to supply service for a short time after January 1, 2000. As part of the assessment process, CFC has developed contingency plans should any critical vendors be unable to provide services.



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




                              Premier Auto Trust 1999-1 (Registrant)
                          By: Chrysler Financial Company, L.L.C., as Servicer
                              -----------------------------------------------



Date:  November 5, 1999   By:  /s/David H. Olsen
                              -----------------------------------------------
                              David H. Olsen, Vice President and Controller
                                               Principal Accounting Officer



                          PREMIER AUTO TRUST 1999-1


                                EXHIBIT INDEX





     Exhibit
     Number                   Description of Exhibit
     --------                 ----------------------

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